Form 10-Q
period 2013-11-30
Ovation Research Inc.
filed 2014-01-14
CIK 1580297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

Commission file number 333-189762

OVATION RESEARCH, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

15 Miller Street, Suite 2, Birobidjan, Russia, 679016
 (Address of principal executive offices, including zip code.)

(347) 674-5560
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of January 10, 2014

ITEM 1. FINANCIAL STATEMENTS

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2013	May 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$968	$4,056
Cash on Hand	$507	$-
TOTAL CURRENT ASSETS	$1,475	4,056

FIXED ASSETS
Furniture and Equipment	$2,950	-
TOTAL FIXED ASSETS	$2,950	-

TOTAL ASSETS	$4,425	$4,056

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	1,357	100

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value;
4,000,000 shares issued and outstanding at
November 30 and May 31, 2013	4,000	4,000
Deficit accumulated during the development stage	(932)	(44)

Total Stockholders' Equity	$3,068	$3,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,425	$4,056

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended	Six Months Ended	(December 28, 2012) to
	November 30, 2013	November 30, 2013	November 30, 2013

REVENUES	$41,575	$51,025	$51,025

Cost of goods sold	30,690	37,590	37,590

Gross Profit	10,885	13,435	13,435

Operating Expenses:

General and administrative	$9,443	$14,324	$14,367

Total Expenses	9,443	14,324	14,367

Net loss for the period	$1,442	$(889)	$(932)

Net loss per share:
Basic and diluted	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		From inception
	Six Months Ended	(December 28, 2012) to
	November 30, 2013	November 30, 2013

Operating activities:

Net loss	$(889)	$(932)
Adjustment to reconcile net loss to net cash
provided by operations:

Changes in assets and liabilities:	$2,950	$2,950

Financing activities:

Proceeds from issuance of common stock	$-	$4,000
Due to related party	$1,257	$1,357

Net cash provided by financing activities	$1,257	$5,357

Investing activities:

Furniture and Equipment	$(2,950)	(2,950)

Net cash provided by investing activities	$(2,950)	$(2,950)

Net increase in cash	$(2,582)	$1,475

Cash, beginning of period	$4,057	$-

Cash, end of period	$1,475	$1,475

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2013
(Unaudited)

Note 1. Basis of Presentation

Ovation Research, Inc. (the Company) was incorporated under the laws of the State of Nevada on December 28, 2012. The Company was formed to do business in the distribution of Stainless Steel Cookware produced in China. The Company is in the development stage and has generated $51,025 in sales through November 30, 2013.

The accompanying unaudited interim financial statements of Ovation Research, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended May 31, 2013 as reported in the Registration Statement on Form S-1 have been omitted.

Note 2. Going Concern

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 28, 2012 (date of inception) to November 30, 2013. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses, management does not believe that the Company’s current cash of $1,475 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. As of the date of the financial statements, there were no commitments to receive funds. Management estimates the minimum amount of additional funding necessary to remove the threat and enable the Company to remain viable for at least the twelve months following the date of the financial statements is approximately $7,000.

Note 3. Accounting Policies

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

OVATION RESEARCH, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2013
(Unaudited)

Basic Earnings (loss) Per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

OVATION RESEARCH, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2013
(Unaudited)

Note 4. Related Party Transactions

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and those other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of November 30, 2013, $1,357 is owed to Valeria Bulkina, CEO, from funds loaned by her to the Company. The loan is non-interest bearing with no specific repayment terms.

Note 5. Subsequent Events

The Company evaluated all events or transactions that occurred after November 30, 2013 up through date the Company issued these financial statements and determined there are no reportable subsequent events or transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Results of Operations

We are still in our development stage and have generated $51,025 in revenues to date.

We generated revenues of $41,575 for the three month period ended November 30, 2013. The cost of sales for the same three month period was $30,690. We incurred $9,443 in general and administrative expenses for the same three month period. We generated a net profit of $1,442 for the three month period ended November 30, 2013.

We generated revenues of $51,025 for the six month period ended November 30, 2013. The cost of sales for the same period was $37,590. We incurred $14,324 in general and administrative expenses for the same six month period. We generated a net loss of $889 for the six month period ended November 30, 2013.

We generated revenues of $51,025 with $37,590 in cost of sales resulting in a gross profit of $13,435 for the period from inception (December 28. 2012) through November 30, 2013. Our general and administrative expenses for the same period were $14,367 resulting in a net loss of $932.

We received our initial funding of $4,000 through the sale of common stock to Valeria Bulkina who purchased 4,000,000 shares of our common stock at $0.001 per share in May, 2013.

Liquidity and Capital Resources

We had $1,475 in cash at November 30, 2013, and there were outstanding liabilities of $1,357. Total assets were $4.425. Ms. Bulkina has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but she has no legal obligation to do so.

Plan of Operation

We believe our cash balance of $1,475, along with anticipated revenue from sales, will be sufficient to cover the expenses we will incur during the next twelve months.

We are a development stage company and had generated $51,025 in revenue through November 30, 2013, and have had limited operations to date. From December 28, 2012 (inception) to November 30, 2013, we have incurred accumulated net losses of $932. As of November 30, 2013, we had total assets of $4,425, and total liabilities of $1,357. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

Our business is the distribution if Stainless Steel Cookware sets produced in China to North America. We have generated revenues from a limited sale of our products and our principal business activities to date consist of creating a business plan and entering into two Supply Agreements, one dated January 22, 2013, with Longfei, which is an established distributor of Stainless Steel Cookware products and one dated August 23, 2013 with Winco. The terms and conditions of the Supply Agreement with Longfei provide that we have the right to purchase Stainless Steel Cookware sets products Soup pots, Milk pots, Fry pans, etc. at item`s market prices as identified in the Supply Agreement up to an aggregate of $250,000. We have the right to package, market and resell the items under our own brand. The Supply Agreement is in effect until December 31, 2014.

The terms and conditions of the Supply Agreement with Winco provide that we have the right to purchase Stainless Steel Cookware sets produced by Winco at item`s market prices as identified by the supplier. We have the right to package, market and resell the items under our own brand. The Supply Agreement is in effect until December 31, 2015.

Our customers are asked to 100% prepay for the products. Customers have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order. If a customer decides to pay by check/money order, then we will apply a certain amount of days before shipping to have the check/money order cleared. Customers are responsible to cover the shipping costs. Shipping costs are added automatically to a customer’s final bill. As soon as we receive prepayment for the products from our customers we purchase these products from our supplier by wire transfer or credit card payment including shipping costs. The purchased products are shipped directly to the customers.

Expand our Office.
Time Frame: 1st- 3rd months.

Upon completion of our offering we plan expand our office in the US and acquire more equipment and space to further expand our operations. The more money we raise, the more money we can spend for further office expansion. We plan to spend $2,000 (if 25% of shares sold), $3,000 (if 50% or 75% of shares sold) and $4,000 (if 100% of shares sold), to expand our office operations. Valeria Bulkina, our sole officer and director will handle our administrative duties.

Expand Our Website.
Time Frame: 3rd-5th months.

We will continue the development of our website. We registered web domain www.ovationresearchinc.com. We are currently using an independent web design company to help us design and develop our website. The more money we raise, the more money we can spend for further website development. We plan to spend $2,090 (if 25% of shares sold), $3,500 (if 50% of shares sold), $4,000 (if 75% of shares sold) and $5,000 (if 100% of shares sold). There will be information about us, the variety of Stainless Steel Cookware sets we will offer, information on how to order our product and other information. Updating and improving our website www.ovationresearchinc.com will continue throughout the lifetime of our operations.

Commence Advertising/ Marketing Campaign.
Time Frame: 6th-12th months.

We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also expect to get new clients from “word of mouth” advertising where our new clients will refer their friend and colleagues to us. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. The more money we raise, the more money we can spend for the marketing campaign. We plan to spend $2,000 (if 25% of shares sold), $15,000 (if 50% of shares sold), $32,000 (if 75% of shares sold) and $37,000 (if 100% of shares sold) on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Negotiate service agreements with potential wholesale customers.
Time Frame: 6th-12th months.

In the same time we start our marketing campaign, we plan to contact and start negotiation with potential wholesale customers. Initially, our sole officer and director, Mrs. Bulkina, will look for potential wholesale customers. We will negotiate terms and conditions of collaboration. Even though the negotiation with potential wholesale customers will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Hire a Salesperson.
Time Frame: 8th-12th months.

If we sell 100% shares in our current offering, we intend to spend $12,000 to hire one salesperson, we are currently using independent salespeople to market our products. The independent salespeople are paid 10% of the sales they generate. The salesperson’s job would be to find new potential purchasers, and to set up agreements with wholesale customers to buy our Stainless Steel Cookware products.

Based on our current operating plan, we believe that we will start to generate enough revenue from selling our Stainless Steel Cookware products to sustain our business operations by the end of 2014. We do not have sufficient cash and cash equivalents to execute our operations, and we will need the funds from our current offering to fully execute our planned business activities. The $4,000 we received from the sale of shares to our director are currently being utilized to pay for initial offering costs but after we complete the offering, of which there is no guarantee, the current funds used for the offering will be replenished from the offering proceeds and the original $4,000 will then be available to utilize as needed in our business plan. We may also need to obtain additional financing to operate our business for the twelve months following completion of our public offering. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

General administrative costs

The more money we raise, the more money we can spend for the general administrative costs. We plan to spend no money (if 25% of shares sold), $4,590 (if 50% of shares sold), $7,090 (if 75% of shares sold) and $8,090 (if 100% of shares sold) on general administrative costs during the first year.

Valeria Bulkina, our president will be devoting 20 hours per week to our operations.

In summary, we expect to be in full operation and selling our product within 12 months of completing our offering if we sold 100% of shares offered. Until we can fully implement our business plan, we do not believe that our operations will be profitable. If we are unable to continue to attract customers we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only begun to generate revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

To become profitable and competitive, we will need to realize continued revenue from our product sales. If we do not realize revenues we believe that our current cash balance will allow us to operate for approximately one month.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2013.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended November 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-189762, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Ovation Research, Inc.
Registrant

Date January 10, 2014	By:	/s/ Valeria Bulkina
Valeria Bulkina, Chief Executive Officer,
Chief Financial and Accounting Officer and
Sole Director