Form 10-Q
period 2014-02-28
Ovation Research Inc.
filed 2014-03-11
CIK 1580297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

Commission file number 333-189762

OVATION RESEARCH, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

15 Miller Street, Suite 2, Birobidjan, Russia, 679016
 (Address of principal executive offices, including zip code.)

(347)674-5560
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of March 10, 2014.

ITEM 1. FINANCIAL STATEMENTS

Ovation Research, Inc.
(A Development Stage Company)
Balance Sheets

	February 28	May 31
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$10,883	$4,056
TOTAL CURRENT ASSETS	$10,883	$4,056

Fixed Assets
Furniture and Equipment	$2,950	$-
Warehouse	$23,600	$-
TOTAL FIXED ASSETS	$26,550	$-

TOTAL ASSETS	$37,433	$4,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$10,000	-
Shareholder Loan	$1,407	$100
TOAL CURRENT LIABILITIES	$11,407	$100

Stockholders' Equity
Common stock, $0.001 par value, Authorized:
Common stock: authorized 75,000,000; $0.001 par value;
5,000,000 shares issued and outstanding at February 28, 2014	$5,000	$4,000
Additional Paid In Capital	$39,000	-
(Deficit) accumulated during the development stage	$(17,974)	$(44)
TOTAL STOCKHOLDERS' EQUITY	$26,026	$3,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,433	$4,056

The accompanying notes are an integral part of these financial statements

Ovation Research, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended	Nine Months Ended	From Inception (December 28, 2012) to
	February 28, 2014	February 28, 2014	February 28, 2014
REVENUES
Sales	$-	$51,025	$51,025
Total Income	$-	$51,025	$51,025

Cost of Goods Sold
Merchandise	$-	$37,590	$37,590
Total Cost of Goods Sold	$-	$37,590	$37,590

Gross Profit	$-	$13,435	$13,435

General and Administration Expenses
Professional Fees	$15,896	$24,670	$24,670
Office Supplies	$(13)	$(1)	$(1)
Licenses & Fees	$139	$514	$514
Telephone	$-	$20	$20
Rent	$-	$579	$579
Automobile Expense	$-	$4,500	$4,500
Charitable Contributions	$1,000	$1,000	$1,000
Bank Charges	$20	$83	$127
Total Expenses	$17,042	$31,366	$31,409

Net loss for the period	$(17,042)	$(17,931)	$(17,974)

Net loss per share:
Basic and diluted	$(0.0034)	$(0.0036)	$(0.0036)

Weighted average number of Common shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Nine Months Ended February 28, 2014	From inception (December 28, 2012) to February 28, 2014

Operating activities:
Net loss
Adjustment to reconcile net loss to net cash provided by operations:	$(17,931)	$(17,974)
Increase (decrease) in Accounts Payable	$10,000	$10,000
Net cash provided by operating activities	$(7,931)	$(7,974)

Financing activities:
Proceeds from issuance of common stock	$1,000	$5,000
Proceeds from Additional Paid In Capital	$39,000	$39,000
Proceeds from Shareholder Loan	$1,307	$1,407
Net cash provided by financing activities	$41,307	$45,407

Investing activities:
Furniture and Equipment	$(2,950)	$(2,950)
Warehouse	$(23,600)	$(23,600)
Net cash provided by investing activities	$(26,550)	$(26,550)

Net increase in cash	$6,826	$10,883

Cash, beginning of period	$4,057	$-
Cash, end of period	$10,883	$10,883

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY) STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY
From Inception December 28, 2012 to February 28, 2014

	Common Stock				Total
	Number of Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Shareholders' Equity

Balance, December 28, 2012 (Inception)	$-	$-	$-	$-	$-

Common Shares issued:
May 24, 2013	4,000,000	$4,000.00	$-	-	$4,000.00

Net Income	$-	$-	$-	$(44.00)	$(44.00)
Balance, May 31, 2013	4,000,000	$4,000.00	$-	$(44.00)	$3,956.00

Common Shares issued:
January 28, 2014	399,630	$399.63	$15,585.37	-	$15,985.00
February 7, 2014	600,370	$600.37	$23,414.63	-	$24,015.00

Net Income	-	$-	$-	$(17,930.76)	$(17,930.76)
Balance, February 28, 2014	5,000,000	$5,000.00	$39,000.00	$(17,974.76)	$26,025.24

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2014

Note 1: Organization and Basis of Presentation

Ovation Research, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on December 28, 2012.

The Company is in the development phase and intends to distribute Stainless Steel Cookware produced in China. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The Financial Statements and related disclosures as of February 28, 2014 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The February 28, 2014, Balance Sheet data was derived from reviewed financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Quarterly Report for the quarter ended February 28, 2014. Unless the context otherwise requires, all references to “Ovation Research,” “we,” “us,” “our” or the “company” are to Ovation Research, Inc. and any subsidiaries.

Note 2: Summary of Significant Accounting Policies

The financial statements of the Company are presented on the accrual basis. The significant accounting policies followed are described below to enhance the usefulness of the financial statements to the reader.

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of less than three months that are not reported as investments.

Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

Effective July 1, 2009, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair market hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels based on the reliability of the inputs to determine the fair value:

Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts payable and notes payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the Company’s note payable approximates book value as of February 28, 2014.

We measure property, plant and equipment, at fair value on a nonrecurring basis.

Property, Improvements, and Depreciation

Property and equipment are stated at cost or estimated historical cost through appraisal. Betterments, renewals, and extraordinary repairs over $500 that extend the life of the assets are capitalized; other repairs and maintenance are expensed.

The cost and accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized as other income or expense. Depreciation and amortization is computed on the straight line method over the applicable estimated depreciable life as follows:

Depreciable Asset Class	Depreciable Life
Furniture and Fixtures	7-Years
Commercial Real Estate	39-Years

Revenue Recognition

Products

Revenue is recognized upon shipment, FOB dock.

Note 3: Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statements. In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning January 1, 2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on our financial statements.

Note 4: Concentrations

Initial sales are concentrated with multiple distributors.

Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

As of February 28, 2014, $1,407 is owed to Valeria Bulkina, CEO, from funds loaned by her to the Company. The loan is non-interest bearing with no specific repayment terms.

Note 7: Capital Stock

On December 28, 2012 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

On May 24, 2013 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

On January 28, 2014 the Company issued 399,630 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $399.63.

On February 7, 2014 the Company issued 600,370 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $600.37.

As of February 28, 2014 there were no outstanding stock options or warrants.

Note 8: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 9: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving its sole shareholder. The nature and details of the transaction are described in Note 5.

Note 10: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Note 11: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six month period ended February 28, 2014, the Company had an accumulated deficit of $17,974.00 The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

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

We generated no revenue for the three month period ended February 28, 2014. We incurred $17,042 in general and administrative expenses for the same three month period. We generated a net loss of $17,042 for the three month period ended February 28, 2014.

We generated revenues of $51,025 for the nine month period ended February 28, 2014. The cost of sales for the same period was $37,590. We incurred $31,366 in general and administrative expenses for the same nine month period. We generated a net loss of $17,931 for the nine month period ended February 28, 2014.

We generated revenues of $51,025 with $37,590 in cost of sales resulting in a gross profit of $13,435 for the period from inception (December 28. 2012) through February 28, 2014. Our general and administrative expenses for the same period were $31,409 resulting in a net loss of $17,974.

We received our initial funding of $4,000 through the sale of common stock to Valeria Bulkina who purchased 4,000,000 shares of our common stock at $0.001 per share in May, 2013.

During the months of January and February 2014 the Company issued a total of 1,000,000 shares of common stock, pursuant to the Company’s Registration Statement on Form S-1, for cash in the amount of $0.04 per share for a total of $40,000.

On January 31, 2014 we purchased a warehouse in Russia for $23,600. The warehouse consists of 3,000 sq. ft., a small front desk area and one restroom. We plan to utilize the warehouse in the near future for an independent sales force who will be marketing out cookware products in European countries this year.

Liquidity and Capital Resources

We had $10,883 in cash at February 28, 2014, and there were outstanding liabilities of $11,407. Total assets were $37,433. Ms. Bulkina has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we generate adequate revenue, but she has no legal obligation to do so.

Plan of Operation

We believe our cash balance of $10,883, along with anticipated revenue from sales, will be sufficient to cover the expenses we will incur during the next twelve months.

We are a development stage company and had generated $51,025 in revenue through February 28, 2014. From December 28, 2012 (inception) to February 28, 2014, we have incurred accumulated net losses of $17,974. As of February 28, 2014, we had total assets of $37,433, and total liabilities of $11,407. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

Expand our Office.
Time Frame: 1st- 3rd months.

Now that our offering is complete we plan to expand our office in the US and acquire more equipment and space to further expand our operations. We plan to spend $3,000 to expand our U.S. office operations. Valeria Bulkina, our sole officer and director will handle our administrative duties.

Expand Our Website.
Time Frame: 3rd-5th months.

We will continue the development of our website. We registered web domain www.ovationresearchinc.com. We are currently using an independent web design company to help us design and develop our website. We plan to spend $3,500 to develop the website. There will be information about us, the variety of Stainless Steel Cookware sets we will offer, information on how to order our product and other information. Updating and improving our website, www.ovationresearchinc.com, will continue throughout the lifetime of our operations.

Commence Advertising/ Marketing Campaign.
Time Frame: 6th-12th months.

We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also expect to get new clients from “word of mouth” advertising where our new clients will refer their friend and colleagues to us. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. We plan to spend $15,000 on marketing efforts during 2014. Marketing is an ongoing matter that will continue during the life of our operations.

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

Independent Sales Force
Time Frame: 8th-12th months.

We are currently using independent salespeople to market our products. The independent salespeople are paid 10% of the sales they generate. They will continue to find new potential purchasers, and to set up agreements with wholesale customers to buy our Stainless Steel Cookware products.

Based on our current operating plan, we believe that we will start to generate enough revenue from selling our Stainless Steel Cookware products to sustain our business operations by the end of 2014. As we were only able to complete 50% of our offering we may also need to obtain additional financing to operate our business during the next twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

General administrative costs

We plan to spend $4,590 on general administrative costs during the first year. Valeria Bulkina, our president, will be devoting at least 20 hours per week to our operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2014.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended February 28, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Ovation Research, Inc.
Registrant

Date: March 10, 2014	By:	/s/ Valeria Bulkina
Valeria Bulkina
Chief Executive Officer,
Chief Financial and Accounting Officer and Sole Director