Form 10-K
period 2014-05-31
Ovation Research Inc.
filed 2014-07-23
CIK 1580297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

Commission File Number 333-189762

OVATION RESEARCH, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

15 Miller Street, Suite 2, Birobidjan, Russia, 679016
   (Address of principal executive offices, including zip code.)

(347)674-5560
(Telephone number, including area code)

Nevada Management Team Ltd
1468 James Road, Gardnerville, NV 89460
(866)683-6599 (775)629-4064
(Name and address of agent for service)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 22, 2014, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of July 22, 2014.

OVATION RESEARCH, INC.

PART I

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

Item 1. Business

Corporate Background and Business Overview

Our Company was incorporated in the State of Nevada on December 28, 2012 to engage in the development and operation of a business engaged in the distribution to North America (primarily the U.S. for now) of Stainless Steel Cookware produced in China. Our principal executive offices are located at 15 Miller Street, Suite 2, Birobidjan, Russia, 679016. Our phone number is (347) 674-5560. We are a development stage company, we only just completed our second fiscal year end on May 31st and we have no subsidiaries.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.  As of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to change our direction.  The description of our business below assumes that we will continue with our business as originally planned.  However, as noted above, we are in discussions that could lead to another direction for the Company.

We are in the early stages of our business to distribute Stainless Steel Cookware of different sizes: Soup pots, Milk pots, Fry pans, etc. made in China. We have entered into Agreements with Chinese manufacturers Longfei Imp & Exp Co., Ltd. (“Longfei”) and Winco International Industrial Co., Ltd. (“Winco”), who will supply the Stainless Steel Cookware products to our company. We had revenues of $85,965 for the year ended May 31. 2014 with gross profits of $25,520. Our plan of operations over the next 12 months is to further develop and expand our Stainless Steel Cookware sets distribution business and add additional salespeople (See “Business of the Company” and “Plan of Operations”).

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, entering into Agreements with our suppliers, purchasing first samples and commercial sets available for sale, purchasing computer, printer and office furniture, hiring 3 independent salespersons to promote our products, expanding our company`s website and the initial equity funding by our sole officer and director and our current shareholders. The independent salespeople are paid 10% of the sales they generate. We have generated $85,965 in revenue from operations to date. Our principal business activities to date consist of creating a business plan and entering into two Supply Agreements, one dated January 22, 2013, with Longfei, which is an established distributor of Stainless Steel Cookware products and one dated August 23, 2013 with Winco. The terms and conditions of the Supply Agreement with Longfei provide that we have the right to purchase Stainless Steel Cookware sets products Soup pots, Milk pots, Fry pans, etc. at item`s market prices as identified in the Supply Agreement up to an aggregate of $250,000. We have the right to package, market and resell the items under our own brand. The Supply Agreement is in effect until December 31, 2014.

The terms and conditions of the Supply Agreement with Winco provide that we have the right to purchase Stainless Steel Cookware sets produced by Winco at item`s market prices as identified by the supplier. We have the right to package, market and resell the items under our own brand. The Supply Agreement is in effect until December 31, 2015.

We received our initial funding of $4,000 through the sale of common stock to our sole officer and director, who purchased 4,000,000 shares at $0.001 per share.

During the months of January and February 2014 the Company issued a total of 1,000,000 shares of common stock, pursuant to the Company’s Registration Statement on Form S-1, for cash in the amount of $0.04 per share for a total of $40,000.

Our financial statements from inception on December 28, 2012 through the period ended May 31, 2014 report $85,965 in revenues and a net loss of $18,689. Our independent registered public accountant has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”). We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As well, our election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until they apply to private companies. Therefore, as a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Product Overview

Our business is the distribution if Stainless Steel Cookware sets produced in China to North America. We have generated $85,965 in revenues from the sale of our products and our principal business activities to date consist of creating a business plan and entering into two Supply Agreements, one dated January 22, 2013, with Longfei, which is an established distributor of Stainless Steel Cookware products and one dated August 23, 2013 with Winco. The terms and conditions of the Supply Agreement with Longfei provide that we have the right to purchase Stainless Steel Cookware sets products Soup pots, Milk pots, Fry pans, etc. at item`s market prices as identified in the Supply Agreement up to an aggregate of $250,000. We have the right to package, market and resell the items under our own brand. The Supply Agreement is in effect until December 31, 2014.

The terms and conditions of the Supply Agreement with Winco provide that we have the right to purchase Stainless Steel Cookware sets produced by Winco at item`s market prices as identified by the supplier. We have the right to package, market and resell the items under our own brand. The Supply Agreement is in effect until December 31, 2015.

Our customers are asked to 100% prepay for the products. Customers have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order. If customer decides to pay by check/money order, then we will apply a certain amount of days before shipping to have the check/money order cleared. Customers are responsible to cover the shipping costs. Shipping costs are added automatically to a customer’s final bill. As soon as we receive prepayment for the products from our customers we purchase these products from our supplier by wire transfer or credit card payment including shipping costs. The purchased products is shipped directly to the customers.

Product Overview or History of Stainless Steel

In metallurgy, stainless steel, also known as inox steel or inox from French "inoxydable", is a steel alloy with a minimum of 10.5% to 11% chromium content by mass.

Stainless steel does not readily corrode, rust or stain with water as ordinary steel does, but despite the name it is not fully stain-proof, most notably under low oxygen, high salinity, or poor circulation environments. It is also called corrosion-resistant steel or CRES when the alloy type and grade are not detailed, particularly in the aviation industry. There are different grades and surface finishes of stainless steel to suit the environment the alloy must endure. Stainless steel is used where both the properties of steel and resistance to corrosion are required. (http://en.wikipedia.org/wiki/Stainless_steel)

Stainless steel differs from carbon steel by the amount of chromium present. Unprotected carbon steel rusts readily when exposed to air and moisture. This iron oxide film (the rust) is active and accelerates corrosion by forming more iron oxide, and due to the greater volume of the iron oxide this tends to flake and fall away. Stainless steels contain sufficient chromium to form a passive film of chromium oxide, which prevents further surface corrosion and blocks corrosion from spreading into the metal's internal structure, and due to the similar size of the steel and oxide ions they bond very strongly and remain attached to the surface.

Passivation only occurs if the proportion of chromium is high enough and oxygen is present.

History

An announcement, as it appeared in the 1915 New York Times, of the development of stainless steel A few corrosion-resistant iron artifacts survive from antiquity. A famous example is the Iron Pillar of Delhi, erected by order of Kumara Gupta I around AD 400. Unlike stainless steel, however, these artifacts owe their durability not to chromium but to their high phosphorus content, which, together with favorable local weather conditions, promotes the formation of a solid protective passivation layer of iron oxides and phosphates, rather than the non-protective cracked rust layer that develops on most ironwork.

The corrosion resistance of iron-chromium alloys was first recognized in 1821 by French metallurgist Pierre Berthier, who noted their resistance against attack by some acids and suggested their use in cutlery. Metallurgists of the 19th century were unable to produce the combination of low carbon and high chromium found in most modern stainless steels, and the high-chromium alloys they could produce were too brittle to be practical.

In the late 1890s Hans Goldschmidt of Germany developed an aluminothermic (thermite) process for producing carbon-free chromium. Between 1904 and 1911 several researchers, particularly Leon Guillet of France, prepared alloys that would today be considered stainless steel.

Friedrich Krupp Germaniawerft built the 366-ton sailing yacht Germania featuring a chrome-nickel steel hull in Germany in 1908. In 1911, Philip Monnartz reported on the relationship between chromium content and corrosion resistance. On October 17, 1912, Krupp engineers Benno Strauss and Eduard Maurer patented austenitic stainless steel as ThyssenKrupp Nirosta.

Similar developments were taking place contemporaneously in the United States, where Christian Dantsizen and Frederick Becket were industrializing ferritic stainless steel. In 1912, Elwood Haynes applied for a US patent on a martensitic stainless steel alloy, which was not granted until 1919.

Also in 1912, Harry Brearley of the Brown-Firth research laboratory in Sheffield, England, while seeking a corrosion-resistant alloy for gun barrels, discovered and subsequently industrialized a martensitic stainless steel alloy. The discovery was announced two years later in a January 1915 newspaper article in The New York Times. The metal was later marketed under the 'Staybrite' brand by Firth Vickers in England and was used for the new entrance canopy for the Savoy Hotel in London in 1929. Brearley applied for a US patent during 1915 only to find that Haynes had already registered a patent. Brearley and Haynes pooled their funding and with a group of investors formed the American Stainless Steel Corporation, with headquarters in Pittsburgh, Pennsylvania.

In the beginning stainless steel was sold in the US under different brand names like 'Allegheny metal' and 'Nirosta steel'. Even within the metallurgy industry the eventual name remained unsettled; in 1921 one trade journal was calling it "unstainable steel". In 1929 before the Great Depression hit, over 25,000 tons of stainless steel were manufactured and sold in the US.

Our Products

Stainless Steel Cookware sets contain 100% Stainless Steel. They include designs in Soup pots, Milk pots and Fry pans. As well as traditional Stainless Steel products, new, modern designs are developed by the factories and workshops to ensure Stainless Steel Cookware items maintain their appeal. These beautiful items are perfect for wedding gifts, anniversary gifts or corporate gifts.

Our mission is to bring to our customers the high quality Stainless Steel Cookware items at competitive price. Our supplier has agreed to supply us with many kinds of Stainless Steel Cookware products. We transmit any orders received to our supplier for shipment. Our customers are responsible to cover the shipping costs. Shipping costs will be added automatically to a customer’s final bill.

Potential customers

We sell our products to both retail and wholesale customers, but our focus is on wholesale customers. Our retail customers can purchase our products from any countries from all over the world placing their orders on our website and paying by credit card. Our President and sole director, Mrs. Valeria Bulkina currently markets our products and negotiate agreements with potential wholesale customers in North American countries. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to market our products and acquire potential customers in the future. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We utilize independent salespersons to promote our products. The independent salespeople are paid 10% of the sales they generate. The salesperson’s job is to find new wholesale customers and execute agreements with them to buy our products.

The range of potential purchasers that we will seek as customers include:

●	Retail customers purchasing our Stainless Steel Cookware on-line;
●	Large department stores;
●	Small gift stores;
●	Other on-line stores selling Stainless Steel Cookware and any kind of gifts;
●	Other Stainless Steel products distributors.

Competition

There are many well-established manufacturing, distribution and retail sales companies selling Stainless Steel Cookware products. We face medium to high levels of resistance in our market, where it is up to our marketing efforts and negotiation skills to acquire new customers. Most of our competitors have greater financial resources and may be able to withstand sales or price decreases better than we can. We also expect to face competition from new market entrants. We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Stainless Steel Cookware is distributed by many companies as well as numerous stores and websites in Europe and North America. To compete with other companies, we use helpful customer service and offer wide assortment of Stainless Steel Cookware at competitive prices. We make significant efforts to promote our product using marketing and internet tools.

Marketing Strategy

We have been working with a low cost web expert to promote website search results, and when sales support the expense we plan to hire a fulltime sales person. In the meantime, management is engaging in a low cost email marketing campaign, reaching out to small to medium distributors of cookware.

Along with the independent salespeople, we utilize our website, www.ovationresearchinc.com, to market and display our products. We currently are working with an independent web designing company to expand our website. Our website describes our products in detail, shows our contact information, and includes some general information and pictures of Luxury Stainless Steel Cookware. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and metatags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

To enhance our sales and to advertise our product we will keep improving and developing our website to make it as “user friendly” as possible. Eventually our website will offer a large array of Stainless Steel Cookware and by becoming a “one-stop shopping” destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced Stainless Steel Cookware sets. Our online store will provide customers with an easy-to-use shopping alternative. The website will be available 24 hours a day, seven days a week allowing customers to shop for our products directly from their homes or offices. We will attempt to provide a customer service department via email where consumers can resolve order and product questions.

Agreements with our suppliers

On January 22, 2013, we entered into a Supply Agreement, with Longfei Imp & Exp Co., Ltd., a Chinese company, which is an established distributor of Stainless Steel products. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase Stainless Steel Cookware sets at item prices identified in the Supply Agreement up to an aggregate of $250,000. We have the right to package, market and resell the items under our own brand. The Supply Agreement is in effect until December 31, 2014.

On August 23, 2013 we entered into a Supply Agreement with Winco International Industrial Co., Ltd. The terms and conditions of the Supply Agreement with Winco provide that we have the right to purchase Stainless Steel Cookware sets produced by Winco at item`s market prices as identified by the supplier. We have the right to package, market and resell the items under our own brand. The Supply Agreement is in effect until December 31, 2015.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We do not require any government approval for our services. We are subject to local and international laws and regulations that relate directly or indirectly to our operations. We are subject to common business and tax rules and regulations pertaining to the operation of our business. We do not believe that government regulation will have a material impact on the way we conduct our business.

Patents, Trademarks and Copyrights

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

Research and Development Activities and Costs

We have not incurred any research and development costs to date.

Facilities

Our current business address is 15 Miller Street, Suite 2, Birobidjan, Russia, 679016. Our telephone number is (347) 674-5560. Valeria Bulkina, our sole officer and director, works on Company business from a home office. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

In September 2013 the Company leased an office located at 6168 NE Highway 99, Suite 201C, Vancouver, WA 98665. Per the terms of the lease the Company pays $6,000 per year, payable in $500 a month installments. The lease is for a period of 24 months beginning 9/10/13 and ending 9/10/15. The company purchased an office computer system and furnishings. The current office space occupies 700 sq. feet.

On January 31, 2014 we purchased a warehouse in Russia for $23,600. The warehouse consists of 3,000 sq. ft., a small front desk area and one restroom. We plan to utilize the warehouse in the near future for an independent sales force who will be marketing out cookware products in European countries this year.

Employees and Employment Agreements

We have only one employee as of the date of this report. Mrs. Bulkina is our sole employee who currently provides her services on a consultant basis without compensation. Mrs. Bulkina plans to devote as much time as the Board of Directors determines is necessary for her to manage the affairs of the Company. As our business and operations increase, we will hire full time management and administrative support personnel.

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website www.ovationresearchinc.com once our website has been expanded.

Emerging Growth Company Status under the JOBS Act

Ovation Research, Inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

1.	The first fiscal year after its annual revenues exceed $1 billion;
2.	The first fiscal year after the fifth anniversary of its IPO;
3.	The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and
4.	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

1.	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;
2.
Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

3.	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and
4.	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

1.	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;
2.	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and
3.
The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

1.
The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

2.	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and
3.	The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Item 1A. Risk Factors

Risks Relating to our Business

Because our independent registered public accountants have issued a going concern opinion, there is substantial uncertainty that we will continue operations, in which case you could lose your investment.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The Company is currently in the development stage. Management does not believe that the Company’s current cash of $1,516 is sufficient to cover the expenses they will incur during the next twelve months without steady revenue. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Our inability to obtain adequate funding will cause us to change business direction and make it difficult for you to evaluate a purchase of our common stock.

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.  As of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to change our direction.  The description of our business below assumes that we will continue with our business as originally planned.  However, as noted above, we are in discussions that could lead to another direction for the Company.  This may make it difficult for you to evaluate a purchase of our common stock.

We have a limited operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on December 28, 2012 and have had limited operations. We have only realized revenues in the past 12 months. Our net loss from inception to May 31, 2014 is $18,689. Based upon our plans, we expect to incur significant operating losses in future periods. This will happen because there are substantial costs and expenses associated with the further development, marketing and distribution of our product. We may fail to generate additional revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

●	the actual expenditures required to be made are at or above the higher range of our estimated expenditures;
●	we incur unexpected costs in completing the development of our business or encounter any unexpected difficulties;
●	we incur delays and additional expenses related to the development of our product or a commercial market for our product; or
●	we are unable to create a substantial market for our products; or we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

The Stainless Steel Cookware sets distribution market is fragmented and competitive and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve.

The Stainless Steel Cookware sets distribution market is fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are quality of product, pricing, service and delivery capabilities and availability of product. We compete with many local, regional and national Stainless Steel Cookware sets distributors and dealers. In addition, some Stainless Steel Cookware sets suppliers might sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, distributors of products similar to those distributed by us, such as distributors of Chinese Stainless Steel Cookware sets, may elect to sell and distribute to our customers in the future or enter into exclusive supplier arrangements with other distributors. Most of our competitors have greater financial resources and may be able to withstand sales or price decreases more effectively than we can. We also expect to face competition from new market entrants. We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

We will depend on independent Stainless Steel Cookware setssuppliers for our business to operate.

We are dependent on independent Stainless Steel Cookware sets suppliers to deliver our Stainless Steel Cookware sets products. We currently have two supply agreements in place with Longfei Imp & Exp Co., Ltd. and Winco International Industrial Co., Ltd., but plan to enter into agreements with other suppliers in the future. We do not have our own manufacturing facilities to produce Stainless Steel Cookware sets. We can make no assurance that we will be able to maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these Stainless Steel Cookware sets suppliers make their own business decisions. Such suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they produce and distribute our products, likely some of our competitors’ products and their own products. Some of the business for these Stainless Steel Cookware sets suppliers will likely come from producing or selling our competitors’ products. These Stainless Steel Cookware sets suppliers may devote more resources to other products or take other actions detrimental to our brands. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. In addition, we face risks associated with any Stainless Steel Cookware sets supplier’s failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product to our potential and future customers. Any of these factors could negatively affect our business and financial performance. If we are unable to maintain a source of supply for Stainless Steel Cookware sets, our business will be materially and adversely affected.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

We are a new company, having been formed and commenced limited operations in 2013. Our success depends on our ability to build and maintain the brand image for our Stainless Steel Cookware sets products and effectively build the brand image for any new products. We cannot assure you, however, that any expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Actual or perceived product quality issues or allegations of product flaws, even if false or unfounded, could tarnish the image of our brand and may cause consumers to choose other products. Allegations of product defects, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed. Product recalls would negatively affect our profitability and brand image.

Changes in economic conditions that impact consumer spending could harm our business.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly spending associated with non-survival products, such as Stainless Steel Cookware sets, which is not indispensable to maintaining a basic lifestyle. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales and profitability.

Because we will import our products from China and distribute them in the US, a disruption in the delivery of exported products may have a greater effect on us than on our competitors.

We import our product from China. Because we import our product and deliver it directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in Europe and North America. Future deliveries of our products may be disrupted through factors such as:

●	raw material shortages, work stoppages, strikes and political unrest;
●	fuel price increases;
●	problems with ocean shipping, including work stoppages and shipping;
●	container shortages;
●	increased inspections of import shipments or other factors causing delays in shipments; and
●	economic crises, international disputes and wars.

Some of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

There are risks related to doing business in China given an uncertain regulatory environment.

Uncertainty in the state regulatory environment in China may expose our business to unexpected liability exposure and possibly even penalties. China has an evolving regulatory environment and often new regulations are adopted to regulate certain areas where there were no regulations before. As a result, we may be exposed to unforeseen risks of violating rules that did not previously exist. We could be subjected to increased taxes, monetary export requirements or unexpected penalties. This may in turn have an impact on our results of operation and the value of shares of our common stock.

Any fluctuation in the value of the Chinese Renminbi may have a material adverse effect on our business.

The value of the Chinese Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a host of certain foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. Since reaching a high against the U.S. dollar in July 2008, however, the Renminbi has traded within a narrow band against the U.S. dollar, remaining within 1% of its July 2008 high but never exceeding it. It is difficult to predict how long the current situation may last and when and how it may change again. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our cost of sales and profit margins as well as our net income

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee who is also our sole officer and director. We depend entirely on Mrs. Bulkina for all of our operations. The loss of Mrs. Bulkina will have a substantial negative effect on our company and may cause our business to fail. Mrs. Bulkina has not been compensated for her services since our incorporation, and it is highly unlikely that she will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mrs. Bulkina`s services could prevent us from completing the development of our business distributing Stainless Steel Cookware and having revenues. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our sole officer and director. We do not anticipate entering into employment agreements with her or acquiring key man insurance in the foreseeable future.

We have limited business, sales and marketing experience in our industry.

Our sole officer and director has no prior experience distributing or selling Stainless Steel Cookware, e-commerce, online sales or selling industry experience. Her background is in the non-profit arena with business duties included marketing the plans and goals of the non-profit organization to the general public, meeting with new potential donors and overseeing the general growth of organization. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. There can be no assurance that our Stainless Steel Cookware will gain wide acceptance in its target market or that we will be able to effectively market our product, resulting in a material adverse effect on our business, results of operations and financial condition.

We may not be able to compete effectively against our competitors.

The market for Stainless Steel Cookware sets distribution business is highly competitive and fragmented, with low barriers to entry. The Company expects competition to intensify in the future. If we are successful in implementing our business plans, we will compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources that are presently not available to us. Numerous well-established companies are focusing significant resources on providing different kind of Stainless Steel Cookware sets that will compete with our products. No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products, will not rise. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

Our officer and director lives outside the United States, making it difficult for an investor to enforce liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. However, since our officer and director resides outside the United States, substantially all or a portion of her assets are located outside the United States. As a result, it may not be possible for investors to:

●	effect service of process within the United States against your non-U.S. resident officer or director;
●	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;
●	enforce in a Russian court U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and
●	bring an original action in a Russian court to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

Our officer and director is engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

Our sole officer and director has existing responsibilities and has additional responsibilities to provide management and services to other entities. We initially expect Mrs. Bulkina to spend approximately 20 hours a week on the business of our company. As a result, demands for the time and attention from Mrs. Bulkina from our company and other entities may conflict from time to time. Because we rely primarily on Mrs. Bulkina to maintain our business contacts and to promote our product, her limited devotion of time and attention to our business may hurt the operation of our business.

Our insider beneficially owns a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management. Mrs. Bulkina will also have control over all matters on which stockholders vote by virtue of her ownership of a majority of your common stock.

As of the date of this report, our sole officer and director, Mrs. Bulkina, beneficially owns 4,000,000 shares of our common stock in the aggregate, or 80% of our issued and outstanding shares of common stock. Mrs. Bulkina has control over all matters on which stockholders vote by virtue of her ownership of a majority of your common stock. As a result, our sole officer and director will have significant influence to:

●	Elect or defeat the election of our directors;
●	amend or prevent amendment of our articles of incorporation or bylaws;
●	effect or prevent a merger, sale of assets or other corporate transaction; and
●	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by Mrs. Bulkina, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by our Mrs. Bulkina, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mrs. Bulkina lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

We are an “Emerging Growth Company” and we have elected to take advantage of certain exemptions from various reporting requirements.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

As a result of our election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2), our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Associated with our Common Stock

Due to the lack of an active trading market for our securities, you may have difficulty selling any shares you purchase.

As of May 13, 2014 our shares are listed on the OTCBB under the symbol OVRI. There has been no active trading of our shares. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 shares of common stock. At present, there are 5,000,000 issued and outstanding shares of common stock. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders.

Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

Item 2. Properties

Our current business address is 15 Miller Street, Suite 2, Birobidjan, Russia, 679016. Our telephone number is (347) 674-5560. Valeria Bulkina, our sole officer and director, works on Company business from a home office. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

In September 2013 the Company leased an office located at 6168 NE Highway 99, Suite 201C, Vancouver, WA 98665. Per the terms of the lease the Company pays $6,000 per year, payable in $500 a month installments. The lease is for a period of 24 months beginning 9/10/13 and ending 9/10/15. The company purchased an office computer system and furnishings. The current office space occupies 700 sq. feet.

On January 31, 2014 we purchased a warehouse in Russia for $23,600. The warehouse consists of 3,000 sq. ft., a small front desk area and one restroom. We plan to utilize the warehouse in the near future for an independent sales force who will be marketing out cookware products in European countries this year.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol OVRI. There has been no active trading of our stock on the OTC Bulletin Board.

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

-	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language,type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Section 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended May 31, 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are still in our development stage and have generated $85,965 in revenues to date.

We generated $85,965 in revenue for the year ended May 31, 2014. We incurred $60,445 in cost of goods sold and incurred $44,166 in general and administrative expenses for the same period. We generated a net loss of $18,689 for the year ended May 31, 2014.

In comparison, we generated no revenues for the year ended May 31, 2013. We incurred $44 in general and administrative expenses for the same period. We generated a net loss of $44 for the year ended May 31, 2013.

We generated revenues of $85,965 with $60,445 in cost of sales resulting in a gross profit of $25,520 for the period from inception (December 28. 2012) through May 31, 2014. Our general and administrative expenses for the same period were $44,209 resulting in a net loss of $18,689.

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

Liquidity and Capital Resources

We had $1,516 in cash at May 31, 2014, and there were outstanding liabilities of $2,327. Total assets were $27,638. Ms. Bulkina has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we generate adequate revenue, but she has no legal obligation to do so.

Plan of Operation

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.  As of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to change our direction.  The description of our business below assumes that we will continue with our business as originally planned.  However, as noted above, we are in discussions that could lead to another direction for the Company.

We believe our cash balance of $1,516, along with anticipated revenue from sales, will be sufficient to cover the expenses we will incur during the next twelve months.

We are a development stage company and had generated $85,965 in revenue through May 31, 2014. From December 28, 2012 (inception) to May 31, 2014, we have incurred accumulated net losses of $18,689. As of May 31, 2014, we had total assets of $27,638, and total liabilities of $2,327. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

Item 8. Financial Statements

OVATION RESEARCH, INC.

FINANCIAL STATEMENTS
With Independent Registered Public Accountant Report
May 31, 2014

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders of:

Ovation Research, Inc.
15 Miller Street, Suite 2
Birobidjan, Russia 679016

We have audited the accompanying balance sheet of Ovation Research, Inc. (a Nevada corporation) as of May 31, 2014, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2014. The results of its operations and its cash flows are in conformity with U.S. generally accepted accounting principles.

Respectfully,

David L. Hillary, Jr., CPA, CITP Hillary CPA Group, LLC Indianapolis, Indiana July 9, 2014

5797 East 169th Street, Suite 100 Noblesville, IN 46062     317‐222‐1416     www.HillaryCPAgroup.com

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31, 2014	May 31, 2013
	(Audited)	(Audited)

ASSETS

CURRENT
Cash	$1,516	$4,056

TOTAL CURRENT ASSETS	$1,516	4,056

FIXED ASSETS
Accumulated Depreciation - F&E	$(281)	-
Accumulated Depreciation - Warehouse	(148)	-
Furniture and Equipment	2,950	-
Warehouse	23,600	-

TOTAL FIXED ASSETS	$26,122	-

TOTAL ASSETS	$27,638	$4,056

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Loan Payable - Related Party	2,327	100

TOTAL LIABILITIES	$2,327	$100

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
5,000,000 shares issued and outstanding at
May 31, 2014 and May 31, 2013	$5,000	$4,000
Additional Paid in Capital	39,000	-
Deficit accumulated during the development stage	(18,689)	(44)

Total Stockholders' Equity	$25,311	$3,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,638	$4,056

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Audited)

		From Inception	From Inception
	The Year Ending	(December 28, 2012) to	(December 28, 2012) to
	May 31, 2014	May 31, 2013	May 31, 2014

REVENUES	$85,965	$-	$85,965

Cost of goods sold	60,445	-	60,445

Gross Profit	25,520	-	25,520

Operating Expenses:
General and administrative	$43,737	$44	$43,781
Depreciation Expense	428	-	428

Total Expenses	44,166	44	44,209

Net loss for the period	$(18,646)	$(44)	$(18,689)

Net loss per share: Basic and diluted	$(0.0037)	$(0.0000)	$(0.0037)

Weighted average number of shares outstanding: Basic and diluted	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From Inception December 28, 2012 to May 31, 2014

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity

Balance, December 28, 2012 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on May 24, 2013	4,000,000	4,000	-		4,000

Net loss	-	-	-	(44)	(44)
Balance, May 31, 2013	4,000,000	$4,000	$-	$(44)	$3,956

Common Shares issued:
for cash January & February, 2014	1,000,000	1,000	39,000		40,000

Net loss	-	-	-	(18,646)	(18,646)
Balance, May 31, 2014	5,000,000	$5,000	$39,000	$(18,689)	$25,311

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		From inception
	For the year ended	(December 28, 2012) to
	May 31, 2014	May 31, 2013
Operating activities:
Net loss	$(18,646)	$(44)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:	-	-

Investing activities:
Accumulated Depreciation - F&E	$281	-
Accumulated Depreciation - Warehouse	148	-
Furniture and Equipment	(2,950)	-
Warehouse	(23,600)	-

Net cash provided by investing activities	$(26,122)	-

Financing activities:
Proceeds from issuance of common stock	40,000	4,000
Due to related party	2,227	100

Net cash provided by financing activities	42,227	4,100

Net increase in cash	(2,540)	4,056

Cash, beginning of period	4,056	-

Cash, end of period	$1,516	$4,056

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014
(Audited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Ovation Research, Inc. (the Company) was incorporated under the laws of the State of Nevada on December 28, 2012. The Company was formed to do business in the distribution of Stainless Steel Cookware produced in China. The Company is in the development stage and has generated $85,965 in sales through May 31, 2014.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

OVATION RESEARCH, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014
(Audited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 28, 2012 (date of inception) to May 31, 2014. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses, management does not believe that the Company’s current cash of $1,516.44 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. As of the date of the financial statements, there were no commitments to receive funds. Management estimates the minimum amount of additional funding necessary to remove the threat and enable the Company to remain viable for at least the twelve months following the date of the financial statements is approximately $7,000.

OVATION RESEARCH, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014
(Audited)

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and those other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of May 31, 2014, $2,327 is owed to Valeria Bulkina, CEO, from funds loaned by her to the Company to open the bank account. The loan is non-interest bearing with no specific repayment terms.

NOTE 7. STOCK TRANSACTIONS

On May 24, 2013, the Company issued a total of 4,000,000 shares of common stock to its sole officer and director, Valeria Bulkina, for cash in the amount of $0.001 per share for a total of $4,000.

During the months of January and February 2014 the Company issued a total of 1,000,000 shares of common stock, pursuant to the Company’s Registration Statement on Form S-1, for cash in the amount of $0.04 per share for a total of $40,000.

As of May 31, 2014 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2014:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 31, 2014 up through date the Company issued these financial statements and determined there are no reportable subsequent events or transactions.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

On December 31, 2013, the Board of Directors of the registrant accepted the resignation of Goldman Accounting Services CPA, PLLC as its independent registered public accounting firm. On the same date, the accounting firm of David Lee Hillary Jr., CPA was engaged as the Registrant’s new independent registered public accounting firm.

The Board of Directors of the Registrant approved of the resignation of Goldman Accounting Services CPA, PLLC and the engagement of David Lee Hillary Jr., CPA as its independent auditor.

The report of Goldman Accounting Services CPA, PLLC on the Company’s financial statements as of and for the period ended May 31, 2013 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the period from June 6, 2013, the start date of the engagement to December 31, 2013, the date of resignation, (i) there were no disagreements with Goldman Accounting Services CPA, PLLC, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Goldman Accounting Services CPA, PLLC satisfaction would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S‐K.

We provided Goldman Accounting Services CPA, PLLC with a copy of the foregoing disclosure, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure. The letter is included as an Exhibit to the Company’s Form 8-K, as filed on December 31, 2013, as required by Item 304(a)(3) of Regulation S-K.

On December 31, 2013, the registrant engaged David Lee Hillary Jr., CPA as its independent accountant. During the most recent fiscal year, since inception, and the interim periods preceding the engagement, the registrant has not consulted David Lee Hillary Jr., CPA regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The names, ages and titles of our executive officer and director is as follows:

Name	Age	Position
Valeria Bulkina	48	President, Secretary, Treasurer and Director

Valeria Bulkina has served as our President, Treasurer and Director since our formation on December 28, 2012. Since 2005, Mrs. Bulkina has been self-employed operating Radost (Joy) a not for profit organization in Russian Federation as office manager and business development president. Radost provides for the sick and destitute in the surrounding regions. Her business duties included marketing the plans and goals of the organization to the general public, meeting with new potential donors and overseeing the general growth of organization.

Mrs. Bulkina`s experience, excellent communication skills and enthusiasm for entrepreneurship led to our conclusion that Mrs. Bulkina should be serving as a member of our Board of Directors.

Term of Office

Each of our directors serves for a term on our Board of Directors that expires until the next annual meeting of shareholders, until his successor shall have been elected and the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Committees of the Board Of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director who also serves as the sole officer of the Company. Thus, there is an inherent conflict of interest.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5000(a)(19) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that each of Mrs. Bulkina is not “independent” within the meaning of such rules.

Significant Employees

We have no employees. Our sole officer and director, Valeria Bulkina, currently devotes approximately 20 hours per week to Company matters.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following table sets forth information concerning annual and long-term compensation of the Company for the fiscal year ended May 31, 2014, for its executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Valeria Bulkina (1)	2014	0	0	0	0	0	0	0	0
_________
(1) President, Secretary, Treasurer and Director.

Employment Agreements, Termination of Employment, Change-In-Control Arrangements

There is currently no employment or other contract or arrangement with our officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to an officer that would result from their resignation, retirement or other termination from us. There are no arrangements for our officer that would result from a change-in-control. Our officer has received no monetary compensation since our inception to the date of this report.

Stock Option Grants

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officers or directors since our inception; accordingly, none were outstanding at May 31, 2014.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of May 31, 2014:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Valeria Bulkina (1)	0	0	0	0	0	0	0
______
(1) President, Secretary, Treasurer and Director.

We have not compensated our director for her service on our Board of Directors since our inception. There are no arrangements pursuant to which a director will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following information table sets forth certain information regarding our common stock owned on May 31, 2014, by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percentage (3)
Valeria Bulkina President, Secretary, Treasurer and Director	4,000,000 shares of common stock	80%

All Directors and Officers as a Group (1 person)	4,000,000 shares of common stock	80%

(1) Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 15 Miller Street, Suite 2, Birobidjan, Russia, 679016

(2) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report. As of the date of this report, there were 5,000,000 shares of our common stock issued and outstanding.

(3) Based on 5,000,000 shares of common stock outstanding as of the date of this report.

Item 13. Certain Relationships and Related Transactions

On May 24, 2013, we offered and sold to Valeria Bulkina, our President, Secretary, Treasurer and Director, a total of 4,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

Besides the purchase of shares as discussed above and a loan of $2,327 from Mrs. Bulkina, we have not entered into any other transaction, nor are there any proposed transactions, in which our director and officer, or any significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

Our officer and director may be considered a promoter of the Company due to her participation in and management of the business since our incorporation.

Item 14. Principal Accounting Fees and Services

The total fees charged to the company for audit services, including quarterly reviews, were $3,300, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended May 31, 2014.

The total fees charged to the company for audit services, including quarterly reviews, were $Nil, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended May 31, 2013.

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO
32.1	Sec. 906 Certification of CEO
32.2	Sec. 906 Certification of CFO
101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Included in our filing on Form S-1 under Commission File Number 333-189762.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovation Research, Inc.
Registrant

Date: July 22, 2014	By:	/s/ Valeria Bulkina
Valeria Bulkina, Chief Executive Officer,
Chief Financial and Accounting Officer and
Sole Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Valeria Bulkina	Chief Executive Officer	July 22, 2014
Valeria Bulkina	Title	Date

/s/ Valeria Bulkina	Chief Financial Officer	July 22, 2014
Valeria Bulkina	Title	Date

/s/ Valeria Bulkina	Principal Accounting Officer	July 22, 2014
Valeria Bulkina	Title	Date