Form 10-Q
period 2014-08-31
Ovation Research Inc.
filed 2014-11-05
CIK 1580297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

Commission file number 333-189762

OVATION RESEARCH, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

5635 N. Scottsdale Road, Suite 130, Scottsdale, AZ 85250

(Address of principal executive offices, including zip code.)

(480) 725-9060

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of October 29, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OVATION RESEARCH INC.
(A Development Stage Company)
Balance Sheets

	August 31, 2014	May 31, 2014
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$508	$1,516
TOTAL CURRENT ASSETS	$508	$1,516

FIXED ASSETS
Furniture and Equipment	$2,950	$2,950
Accumulated Depreciation	$(386)	$(281)
Warehouse	$23,600	$23,600
Accumulated Depreciation	$(295)	$(148)
TOTAL FIXED ASSETS	$25,869	$26,122

TOTAL ASSETS	$26,376	$27,638

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Loan Payable - Related Party	$2,327	$2,327
TOTAL LIABILITIES	$2,327	$2,327

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value;
5,000,000 shares issued and outstanding at
August 31, 2014 and August 31, 2013	$5,000	$5,000
Additional Paid in Capital	$39,000	$39,000
Deficit accumulated during the development stage	$(19,951)	$(18,689)
Total Stockholders' Equity	$24,049	$25,311

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,376	$27,638

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A Development Stage Company)
Statements of Operations
(Unudited)

	The Three Months Ended August 31, 2014	The Three Months Ended August 31, 2013	From Inception (December 28, 2012) to August 31, 2014

REVENUES
Sales	$17,045	$9,450	$103,010
Total Income	$17,045	$9,450	$103,010

Cost of Goods Sold
Commissions	$-	$-	$6,855
Merchandise	$15,695	$6,900	$69,285
Total Cost of Goods Sold	$15,695	$6,900	$76,140

Gross Profit	$1,350	$2,550	$26,870

Operating Expenses
General and Administrative	$2,359	$4,881	$46,139
Depreciation & Amortization	$253	$-	$681
Total Expenses	$2,612	$4,881	$46,821

Net Income	$(1,262)	$(2,331)	$(19,951)

Net loss per share:
Basic and diluted	$(0.0003)	$(0.0005)	$(0.0040)

Weighted average number of Common shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Three Months Ended August 31, 2014	For the Three Months Ended August 31, 2013	From Inception (December 28, 2012) to August 31, 2014

Operating activities:
Net loss	$(1,262)	$(2,331)	$(19,951)
Adjustment to reconcile net loss to net cash provided by operations:
Loan Payable - Related Party	$-	$907	$2,327
Depreciation	$253	-	681
Net cash provided by operating activities	$(1,009)	$(1,424)	$(16,942)

Financing activities:
Proceeds from issuance of common stock	$-	$-	$5,000
Proceeds from Additional Paid In Capital	$-	$-	$39,000
Proceeds from Shareholder Loan	$-	$-	$-
Net cash provided by financing activities	$-	$-	$44,000

Investing activities:
Furniture and Equipment	$-	$-	$(2,950)
Warehouse	$-	$-	$(23,600)
Net cash provided by investing activities	$-	$-	$(26,550)

Net increase in cash	$(1,009)	$(1,424)	$508

Cash, beginning of period	$1,516	$4,057	$-
Cash, end of period	$508	$2,633	$508

The accompanying notes are an integral part of these financial statements

OVATION RESEARCH, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2014

Note 1: Interim Reporting

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the fiscal year ended May 31, 2014. The Company assumes that the users of the interim consolidated financial information herein have read or have access to the audited financial statements for the preceding fiscal period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the fiscal year ended May 31, 2014, have been omitted. The results of operations for the three-month period ended August 31, 2014 are not necessarily indicative of results for the entire year ending May 31, 2015.

Note 2: Organization and Basis of Presentation

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

Note 3: Summary of Significant Accounting Policies

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

OVATION RESEARCH, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2014

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

The Company’s financial instruments consist of cash, accounts payable and notes payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the Company’s note payable approximates book value as of May 31, 2014.

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

The cost and accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized as other income or expense. Depreciation and amortization is computed on the straight line method over the applicable estimated depreciable life as follows:

Depreciable Asset Class	Depreciable Life
Furniture and Fixtures	7-Years
Foreign Commercial Real Estate	40-Years

Revenue Recognition

Revenue is recognized upon shipment, FOB dock.

Note 4: Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

OVATION RESEARCH, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2014

Note 5: Property and Equipment

Property and equipment consist of:

	August 31, 2014	May 31, 2014
Facilities	$23,600	$23,600
Furniture & Equipment	$2,950	$2,950
	$26,550	$26,550
Less: Accumulated Depreciation	$(681)	$(428)
	$25,869	$26,122

Depreciation expense incurred during the three months ended August 31, 2014 and 2013 was $253 and $0 respectively.

Note 6: Concentrations

Initial sales are concentrated with multiple distributors.

Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Legal Matters

The Company has no known legal issues pending.

Note 8: Debt

As of August 31, 2014, $2,327 is owed to Valeria Bulkina, CEO, from funds loaned by her to the Company. The loans are non-interest bearing with no specific repayment terms.

Note 9: Capital Stock

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

As of August 31, 2014 there were no outstanding stock options or warrants.

OVATION RESEARCH, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2014

Note 10: Income Taxes

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

Note 11: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving its sole shareholder. The nature and details of the transaction are described in Note 8.

Note 12: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued.

Based upon this evaluation, it was determined that disclosure of a potential loss of the warehouse facilities may occur in the coming months due to a forfeiture of the facility and equipment to the Russian government is warranted.

Note 13: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months ended August 31, 2014, the Company had an accumulated deficit of $19,951. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Results of Operations

We are still in our development stage and have generated $103,010 in revenues to date.

We generated $17,045 in revenue for the three-month period ended August 31, 2014. For the same three-month period, we had gross profit of $1,350 and operating expenses of $2,612. This resulted in a net loss of $1,262 for the three-month period ended August 31, 2014.

We generated revenues of $103,010 with $76,140 in cost of sales resulting in a gross profit of $26,870 for the period from inception (December 28. 2012) through August 31, 2014. Our general and administrative expenses for the same period were $46,821 resulting in a net loss of $19,951.

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

Liquidity and Capital Resources

The Company had $508 in cash at August 31, 2014, and there were outstanding liabilities of $2,327. Total assets were $26,376. The Company now has a source of liquidity and capital pursuant to that Contribution Agreement dated September 30, 2014 between the Company and New Compendium Corporation. Although, New Compendium Corporation is the majority shareholder of the Company, it has no continuing obligation to invest additional capital or provide any loans to the Company apart from the above referenced agreement. The Company will likely need additional capital to fund its operations within the next 12 months.

Plan of Operation

We are a development stage company and had generated $103,010 in revenue from inception (December 28, 2012) through August 31, 2014. During that period, the Company has incurred accumulated net losses of $19,951. As of August 31, 2014, we had total assets of $26,376 and total liabilities of $2,327. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

The Company is in the development phase and intends to distribute Stainless Steel Cookware. In addition, the Company has begun to explore new lines of business. Including the importation of additional products from China and the acquisition of intellectual property and other valuable assets. Due to this diversified approach to the business, the Company changed its name with the Nevada Secretary of State to Weed Growth Fund, Inc. and we are in the process of finalizing that name change. We are optimistic in the Company’s ability to seek new investment dollars and to grow the Company with a diversified approach. However, the Company is still a development phase company. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The Company recently entered into a Contribution Agreement with its majority shareholder, New Compendium Corporation (“NCC”), to contribute cash and stock to the Company in exchange for this issuance an additional 5,000,000 shares to NCC as disclosed in Form 8-K dated September 11, 2014. The Company has received $100,000 in cash from NCC, but has yet to receive all of the additional assets to be received under the Contribution Agreement. The Company has not yet issued the additional 5,000,000 shares to NCC as contemplated by the Contribution Agreement.

General administrative costs

Our general administrative expenses have increased substantially since the end of this reporting period. Monthly general administrative costs are expected to be $22,000 per month, consisting of officers and employees salaries, rent, accounting and miscellaneous office expense.

If we are unable to continue to attract customers or monetize on contributed or acquired assets, we may have to suspend or cease operations. If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

Facilities

On September 15, 2014, our business address changed from 15 Miller Street, Suite 2, Birobidjan, Russia, 679016 to 5635 N. Scottsdale Rd, Suite 130, Scottsdale, AZ 85250. Our telephone number is now (480) 725-9060. Our office location provided to us on a month to month basis at the rate of $1,750 per month. Management believes this location is sufficient for its needs for at least the next 6 months.

The Company was alerted by its former management that the 3,000 sq. ft. warehouse it owned in Russia may be forfeited to the Russian government in the near future. However, the Company has no specifics or documentation regarding such action. The Company will continue to investigate this development.

Employees

We have three employees as of the date of this report. Eric Miller is our sole director, President and Secretary, Jon McGee is our Treasurer and we have one additional employee. As our business and operations increase, we plan to hire additional management and administrative support personnel.

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

To become profitable and competitive, we will need to realize continued revenue from our product sales. If we do not realize revenues we believe that our current cash balance will allow us to operate for approximately four months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls associated with the recent change in management of the Company and the lack of relevant information available regarding the reporting period ending August 31, 2014 (including the nature of such controls). However, our management believes that the Company’s disclosure controls and procedures going forward will be effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

The Company understands that its 3,000 sq. ft warehouse located in Russia may be forfeited to the Russian government as discussed in Item 2 – Facilities, above.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-189762, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Chief Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Ovation Research, Inc. Registrant

Date: November 4, 2014	By:	/s/ Eric Miller
Eric Miller
Chief Executive Officer and Sole Director

