Form 10-Q
period 2014-11-30
Weed Growth Fund, Inc.
filed 2015-01-26
CIK 1580297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

Commission file number 333-189762

WEED GROWTH FUND, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

7170 E. McDonald Dr., Suite 3, Scottsdale, AZ 85253
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
YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,000,000 shares as of January 14, 2014.

PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders
Weed Growth Fund, Inc.
7170 E. McDonald Drive, Suite 3
Scottsdale, AZ 85253
We have reviewed the accompanying balance sheet, income statement, and statement of cash flow of Weed Growth Fund, Inc. as of November 30, 2014 for the three and six month periods then ended. This interim financial information is the responsibility of the Company's management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for it to be in conformity with U.S. generally accepted accounting principles.
DAVID L. HILLARY, JR., CPA, CITP
Hillary CPA Group, LLC
Noblesville, Indiana
January 22, 2014

ITEM 1.                          FINANCIAL STATEMENTS.

WEED GROWTH FUND, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2014	May 31, 2014
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$438,178		$1,516
TOTAL CURRENT ASSETS	$438,178		$1,516

FIXED ASSETS
Furniture & Equipment	$22,154		$2,950
Accumulated Depreciation	$(10,072)		$(281)
Warehouse	$-		$23,600
Accumulated Depreciation	$-		$(148)
TOTAL FIXED ASSETS	$12,082		$26,122

INTANGIBLE ASSETS
Patent	$50,000		$-
Ebola.com Website	$197,970	$
Intangible Assets	$33,677		$-
TOTAL INTANGIBLE ASSETS	$281,647		$-

INVESTMENTS
CBDS	$5,733,883	$
HEMP	$3,000,000	$
CALB	$340,000	$
Ganja Earth Entertainment LLC	$12,500	$
TOTAL INVESTMENTS	$9,086,383		$-

OTHER ASSETS
Note Receivable	$30,000	$
TOTAL OTHER ASSETS	$30,000		$-
TOTAL ASSETS	$9,848,290		$27,638

LIABILITIES
Current Liabilities:
Accounts Payable	$12,835		$-
Total Current Liabilities:	$12,835		$-

Long-term Liabilities:
Note Payable	$900,000		$2,327
Long-term Liabilities:	$900,000		$2,327
TOTAL LIABILITIES	$912,835		$2,327

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at November 30, 2014 and November 30, 2013	$5,000		$5,000
Common stock: City Media	$8,968		$-
Investment - City Media	$(355,000)		$-
Additional Paid in Capital	$9,537,776		$39,000
Retained Earnings	$(77,027)		$(18,689)
Unrealized Gains/Losses on AFS Investments	$(93,046)		$-
Net Income	$(91,214)		$-
Total Stockholders' Equity	$8,935,454		$25,311

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,848,291		$27,638

The accompanying notes are an integral part of these financial statements

WEED GROWTH FUND INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

	The Three Months Ended November 30, 2014	The Three Months Ended November 30, 2013	The Six Months Ended November 30, 2014	The Six Months Ended November 30, 2013	From Inception (December 28, 2012) to November 30, 2014

REVENUES
Sales	$-	$41,575	$17,045	$51,025	$103,010
Total Income	$-	$41,575	$17,045	$51,025	$103,010

Cost of Goods Sold
Commissions	$-	$-		$1,480	$6,855
Merchandise	$-	$30,690	$15,695	$36,110	$69,285
Total Cost of Goods Sold	$-	$30,690	$15,695	$37,590	$76,140

Gross Profit	$-	$10,885	$1,350	$13,435	$26,870

Operating Expenses
General and Administrative	$15,593	$8,943	$32,061	$13,824	$61,733
Depreciation & Amortization	$-	$-	$-	$-	$681
Payroll & Related Expenses	$33,965		$33,965		$33,965
Utilities and Facilities	$15,171	$500	$504	$500	$15,171
Operating and Maintenance Expenses	$2,295		$1,080		$2,295
Marketing and Advertising	$45	$-	$253		$45
Total Operating Expenses	$67,069	$9,443	$67,863	$14,324	$113,890

Other Income/(Expense)
Gain/(Loss) on Disposal of Fixed Assets	$(25,869)	$-	$-	$-	$(25,869)
Other Expense	$(95)				$(95)
Debt Forgiveness	$1,819	$-	$-	$-	$1,819
Total Other Income/(Expense)	$(24,145)	$-	$-	$-	$(24,145)

Net Income	$(91,214)	$1,442	$(66,513)	$(889)	$(111,165)

Net loss per share:
Basic and diluted	$(0.0182)	$0.0004	$(0.0133)	$(0.0002)	$(0.0222)

Weighted average number of Common shares outstanding:
Basic and diluted	5,000,000	4,000,000	5,000,000	4,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

WEED GROWTH FUND INC
(A Development Stage Company)
Statements of Cash Flows

	For the Six Months Ended November 30, 2014	For the Six Months Ended November 30, 2013	From Inception (December 28, 2012) to November 30, 2014

Operating activities:
Net loss	$(92,923)	$(889)	$(111,165)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in Loan Payable - Related Party	$(2,307)	$-
Changes in Accounts Payable	$12,835		$12,835
Changes in Notes Payable	$900,000	$1,257	$900,000
Changes in Notes Receivable	$(30,000)		$(30,000)
Changes in Other Liabilities	$2		$2
Changes in Depreciation	$10,072		$10,072
Net cash provided by operating activities	$797,679	$368	$781,744

Investing activities:
Changes in Furniture and Equipment	$(19,204)	$(2,950)	$(22,153)
Changes in Warehouse	$23,600
Changes in Intangible Assets	$(281,647)		$(281,647)
Changes in Long-Term Investments	$(9,086,383)		$(9,086,383)
Net cash provided by investing activities	$(9,363,634)	$(2,950)	$(9,390,183)

Financing activities:
Changes in issuance of common stock	$-	$-	$5,000
Changes in common stock - City Media	$8,968		$8,968
Changes in Proceeds from Additional Paid In Capital	$9,498,776	$-	$9,537,776
Changes in City Media Investment	$(355,000)		$(355,000)
Changes in Retained Earnings	$(57,081)		$(57,081)
Changes in Unrealized Gain/Loss in AFS Investments	$(93,046)	$-	$(93,046)
Net cash provided by financing activities	$9,002,617	$-	$9,046,617

Net increase in cash	$436,662	$(2,582)	$438,178

Cash, beginning of period	$1,516	$4,037	$-
Cash, end of period	$438,178	$1,455	$438,178

The accompanying notes are an integral part of these financial statements

WEED GROWTH FUND, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

Note 1: Organization and Basis of Presentation

Weed Growth Fund, Inc., formerly Ovation Research, Inc., (the "Company") is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on December 28, 2012.

The Company is in the development phase and intends to establish, acquire, oversee and/or operate companies and assets with high growth potential within the industries in which we focus.  The Company's primary business to date has been focused on acquiring and overseeing certain companies and intellectual property that we've made investments into, that are focused in the hemp, medical marijuana and legal marijuana industries. The Company has received a significant influx of cash and assets from its majority shareholder as discussed below.  However, the Company is still a development phase company. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

On September 15, 2014, the Company had a change in Management resulting from a September 11, 2014 change of Control of the Company as reported in the 8-K filed on September 25, 2014.  Also on September 25, 2014, the Company changed its name to Weed Growth Fund, Inc. with the Nevada Secretary of State and the name change and symbol change to WEDG was approved by FINRA on November 10, 2014.

In September, 2014 the Company decided to transition its operations from the sale of stainless steel cookware to the establishment and investment in, and the acquisition, operation and management of, intellectual property and business ventures in hemp, medicinal cannabis, legalized cannabis and related industries.

On September 30, 2014, the Company and New Compendium Corporation ("NCC") entered into a Contribution Agreement whereby NCC contributed $100,000 cash to and agreed to contribute its ownership interests in certain operating businesses to the Company in exchange for 5,000,000 shares of the Company's common stock.  The Company plans to assist the management of these existing companies with their future growth, expansion (where applicable), management, and to a lesser extent, the operations to maximize the profitability of each business.

On October 20, 2014, the Company acquired the domain name Ebola.com for $50,000 cash and 19,192 shares of the Company's CBDS common stock.  The Company has developed a comprehensive website on that domain covering the Ebola pandemic.  The company plans to generate advertising revenue though this website during the next fiscal quarter.

On November 17, 2014, the Company entered into agreements to acquire a controlling interest in City Media, Inc., a Utah corporation (OTCQB: CBDG) ("CBDG"); one agreement to purchase of 3,003,600 restricted shares of CBDG's common stock from CBDG, in consideration for the payment of $100,000.00, and a second agreement to purchase 7,509,000 restricted shares of CBDG's common stock from five (5) affiliates of CBDG in consideration of $250,000.00. The Company closed the CBDG acquisitions on November 18, 2014.  CBDG provides ATM services in and around Salt Lake City, Utah.

The Financial Statements and related disclosures as of November 30, 2014 meet the standards established by the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The November 30, 2014, Balance Sheet data include all disclosures required by accounting principles generally accepted in the United States of America ("U.S."). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended May 31, 2014. Unless the context otherwise requires, all references to "Weed Growth Fund," "we," "us," "our" or the "company" are to Weed Growth Fund, Inc. and any subsidiaries.

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

Development Stage Activities

The Company is a development stage exploration company. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Principles of Consolidation

These consolidated financial statements include the accounts of Weed Growth Fund, Inc. and its majority-owned subsidiary, City Media, Inc., a company incorporated in the State of Utah, United States of America and publically traded on the OTC market under the symbol CBDG. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturity dates of less than three months that may not be reported as investments. While the Company may maintain cash and cash equivalents in bank deposit accounts, which at times exceed Federal Deposit Insurance Corporation insured limits, they have not experienced any losses in such accounts.

Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. No impairment has been recognized as of this report date.

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

Basic Earnings (loss) Per Share

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

Note 3: Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

Note 4: Property and Equipment

The company does not hold any property or equipment directly. The Company previously held a 3,000 square foot warehouse, furniture, and equipment located in Russia.

The Company was alerted by its former management that the 3,000 square foot warehouse, furniture and equipment it owned in Russia was taken by government seizure.  However, the Company has no specifics or documentation regarding such action. In light of this information, the Company adjusted the balance sheet to reflect the total loss of this property.

The Company has indirect ownership of property and equipment through its majority ownership of City Media, Inc. (CBDG).

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

As of November 30, 2014, $900,000 was owed to New Compendium Corporation ("NCC"), a majority shareholder. The loans are non-interest bearing and remain outstanding pending formalization of a permanent credit facility with NCC.

Note 7: New Company Assets

The Company holds a majority stake in City Media, Inc. (CBDG), representing approximately 87% of the total outstanding shares of the company. The activity for City Media is part of these consolidated financial statements.

The Company holds minority positions in the form of shares in Hemp, Inc. (HEMP) and Calibrus, Inc. (CALB), both publically traded.

The company invested in the production of a sizzle reel to be produced by Ganja Earth Entertainment LLC. Repayment will be made with a 15% premium upon the successful funding of a pilot episode plus additional incentives for further funding.

The company purchased the website, www.ebola.com, which it intends to use to generate advertising revenue.

The company purchased the rights to a patent for making hemp silk.

Note 8: Capital Stock

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

As of November 30, 2014 there were no outstanding stock options or warrants.

Note 9: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 10: Related Party Transactions

The Company has a related party transaction involving one of its officers, Jon McGee. The transaction in for the use of facilities and equipment for $1,750 per month through November 30, 2014.

The Company has also made a loan to its minority owned subsidiary in the amount of $30,000 with simple interest rate of 5.0% per annum. The note is a convertible note due on or before November 25, 2017. Any conversion can be made any time on or after June 1, 2015 at a discounted price.

Pursuant to a purchase agreement effective October 15, 2014 between the Company and Wild Earth Naturals (a subsidiary of CBDS), and in exchange for $50,000, the Company acquired rights to a patent for the production of hemp silk created by Sadia Barrameda.  Ms. Barrameda is a control person for both the Company and CBDS and the Company is a minority shareholder in CBDS.

Note 11: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that the following subsequent events occurred that require recognition or disclosure in the financial statements.

On December 22, 2014, the Company authorized the issuance of 5,000,000 to its majority shareholder that contributed the additional paid in capital during November 2014 as reported on Form 8-K with the SEC.

On January 6, 2015, the Company's subsidiary, CBDG, acquired 2,399,074,298 of the crypto-currency hemp coin (HMP), the hempcoin.com platform and associated intellectual property in exchange for 3,000,000 shares of CBDG common stock.

On January 6, 2015, the Company's subsidiary, CBDG, acquired a 30% interest in Las Vegas Cannabis Info Center, a Nevada corporation that offers cannabis education, in exchange for $25,000 and 25,000 shares of CBDG stock.

Note 12: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six month period ended November 30, 2014, the Company had an accumulated deficit of $115,165.00 The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

We generated no revenue for the three-month period ended November 30, 2014. We incurred a capital loss of $65,065 and general operating and administrative expenses of $64,970 for the same three-month period.

We generated revenues of $85,965 with $60,445 in cost of sales resulting in a gross profit of $25,520 for the period from inception (December 28. 2012) through November 30, 2014. Our general and administrative expenses for the same period were $91,372 resulting in a net loss of $85,853.

Liquidity and Capital Resources

The Company had $438,178 in cash on November 30, 2014, and there were outstanding liabilities of $1,003,019. Total assets were $10,296,337. The Company received an infusion of capital pursuant to that Contribution Agreement dated September 30, 2014 between the Company and New Compendium Corporation.  Although, New Compendium Corporation is the majority shareholder of the Company, it has no continuing obligation to invest additional capital or provide any loans to the Company apart from the above referenced agreement.  The Company will likely need additional capital to fund its operations within the next 12 months.

Plan of Operation

The Company has generated $85,965 in revenue from inception (December 28, 2012) through November 30, 2014. During that period, the Company has incurred accumulated net losses of $18,689. As of November 30, 2014, we had total assets of $10,203,291 and total liabilities of $912,837. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

The Company is still a development phase company. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The Company was previously engaged in the distribution of Stainless Steel Cookware produced in China.  After a change of control, the Company is now focused on the development, acquisition, expansion, and management of certain operating businesses, startup ventures, businesses with significant intellectual property assets (collectively, our "Subsidiaries"), and other valuable assets that support, directly or indirectly, the hemp and cannabis, and natural products industries. In order to achieve this mission, the

Company has acquired significant assets pursuant to the contribution agreement between the Company and the Company's majority shareholder, New Compendium Corp., as disclosed in the Company's 8-K dated September 30, 2014.  That agreement provides liquidity for the Company and allows the Company to utilize cash and valuable securities as consideration for acquisitions.

Ebola.com

On October 20, 2014, the Company acquired the domain name ebola.com for $50,000 cash and 19,192 shares of Cannabis Sativa, Inc. common stock (valued at $147,970 on the Company's books).  The Company has retained a team of IT professionals to create, manage and maintain the ebola.com website.  That website is now live and we anticipate advertising revenue to commence by March 2015.  We anticipate a lag time of approximately 3 months before the website begins receiving organic web traffic through traditional search engines due to the nature of most search engine algorithms.  Current web traffic is generated through paid advertising (which is minimal), direct links, or long-tail organic searches.  We anticipate that the Company will generate a net loss on the operation of ebola.com during the next 6 months.  Thereafter, we are optimistic that ad revenue will begin to offset the associated monthly operating costs and the Company will begin to earn a profit on this website.

City Media, Inc.

On November 18, 2014, the Company acquired a controlling interest in City Media, Inc., a Utah corporation (OTCQB: CBDG) hereinafter "CBDG".  CBDG currently operates ATM in and around Salt Lake City, Utah.  In addition, CBDG is actively seeking to acquire related legal cannabis technologies, intellectual property and operations to enhance shareholder value.

The Company is still a development phase company. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

In addition to the securities acquired pursuant to the Contribution Agreement described above, the Company has made investments in several cannabis related companies or projects as discussed in Part II, Item 5.

General administrative costs

Our general administrative expenses have increased substantially since the end of this reporting period.  Monthly general administrative costs are expected to be approximately $30,000 per month, consisting of officers and employees salaries, rent, professional services, accounting and miscellaneous office expense.

If we are unable to continue to attract customers or monetize on contributed or acquired assets, we may have to suspend or cease operations.  If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

Facilities

December 15, 2014, we entered into a lease for office space located at 7170 E. McDonald Road, Scottsdale, AZ 85253.  This is our new business address and has replaced our prior office located at 5635 N. Scottsdale Rd., Suite 130, Scottsdale, AZ 85250.

The Company was alerted by its former management that the 3,000 sq. ft warehouse located at 15 Miller Street, Suite 2, Birobidjan, Russia, 679016, was taken by the Russian government by eminent domain.  Likewise, the contents of that building were also taken.  As a result, the Company has written off all such assets.

The Company previously reported leasing an office located at 6168 NE Highway 99, Suite 201C, Vancouver, WA 98665.  The Company has confirmed that the lease is no longer in existence and that there is no outstanding liability associated with this lease.

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

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4.                          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls associated with the recent change in management of the Company and the lack of relevant information available regarding the reporting period ending November 30, 2014 (including the nature of such controls).  However, our management believes that the Company's disclosure controls and procedures going forward will be effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS.

The Company was alerted by its former management that the 3,000 sq. ft. warehouse it owned in Russia was taken by government foreclosure.  The Company, however, has no specifics or documentation regarding such action.  The Company will continue to investigate this development.

We are not currently a party to any other legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.                    RISK FACTORS.

Smaller Reporting Companies are not required to provide this information.

ITEM 2.                          UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the reporting period, but an additional 5,000,000 shares were authorized by the Company for issuance as described in the Company's 8-K dated December 30, 2014.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                          MINE SAFETY DISCLOSURES.

None.

ITEM 5.                          OTHER INFORMATION.

On October 16, 2014, the Company entered into an Investor Agreement with Ganja Earth Entertainment ("GEE") to fund the production of a cannabis related television demo titled Ganja Earth in the amount of $12,500. Upon funding of a pilot episode based upon the demo, the Company is entitled to 115% of its original investment, plus royalty fees based upon net proceeds from each episode as set forth in the Agreement attached as Exhibit 10.1.  The Company closed on this investment on October 20, 2014.  This investment was deemed to have been made in the ordinary course of the Company's business and not material to the Company's $10,296,337 in total assets, but the Company has elected to disclose the transaction in this report.

During the reporting period, the Company received multiple loans, totaling $900,000, from its majority shareholder, New Compendium Corp ("NCC"), as follows: $300,000 on October 2, 2014; $200,000 on October 10, 2014; and $400,000 on November 19, 2014. These loans were made on a short-term basis without interest, until a formal long-term credit facility can be arranged with NCC.  Within four days of execution of a formal credit faculty agreement with NCC, the Company will file a Form 8-K.

The Company paid $50,000 to Wild Earth Naturals, a subsidiary of Cannabis Sativa, Inc. (OTCQB: CBDS) ("CBDS") for the rights to a patent for the production of hemp silk through innovative methods (the "Silk Patent").  Attached as Exhibit 10.2 is the Intellectual Property Purchase and Transfer Agreement. The Silk Patent was created by and acquired from a related party, as described in Note 10.

ITEM 6.                          EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-189762, at the SEC website at www.sec.gov:

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Investor Agreement
10.2	Intellectual Property Purchase and Transfer Agreement
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Chief Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weed Growth Fund, Inc.
Registrant

Date: January 26, 2015	By:	ERIC MILLER
Eric Miller
Chief Executive Officer,
and Sole Director