Form 10-Q/A
period 2014-11-30
Weed Growth Fund, Inc.
filed 2015-01-28
CIK 1580297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2014 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

Weed Growth Fund, Inc.
Registrant

Date: January 28, 2015	By:	ERIC MILLER
Eric Miller
Chief Executive Officer,
and Sole Director